Form 10-K
period 1997-12-31
LEHMAN ABS CORP CH HM EQUITY LN TR 1997-2
filed 1998-03-27
CIK 1047333

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                     FORM 10-K



                      Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934


(Mark One)
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 1997

______________________ or

[    ] Transition Report Pursuant to Section 13 or 15 15d of the Securities
       Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number     33-14293-08

     Lehman ABS Corporation
(Exact name of registrant as specified in its charter)

     Delaware                           36-4182944
(State or other jurisdiction         (I.R.S. Employer
of incorporation or organization)     Identification No.)

200 Vesey St., Three World Financial Center
New York, New York                                   10285

(Address of Principal Executive Offices)              (Zip Code)

Registrant's telephone number, including area code:  (212) 526-7700

     Securities registered pursuant to Section 12(b) of the Act






           NONE
     Securities registered pursuant to Section 12(g) of the Act
           NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     x  Yes           No


                                       PART I

Item 2.  Properties
         See Exhibit 99.1 & 99.2

Item 3. Legal Proceedings
        There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
        There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There were twenty-four participants in the DTC system holding positions in the Cede certificates.
     The following were Noteholders and Certificateholders of record as of the end of the reporting year.
     Champion Home Equity Loan Trust 1997-2:
     Series 1997-2 Class A-1         Cede & Co.
     Series 1997-2 Class A-2         Cede & Co.
     Series 1997-2 Class A-3         Cede & Co.
     Series 1997-2 Class A-4         Cede & Co.
     Series 1997-2 Class A-5         Cede & Co.
     Series 1997-2 Class A-IO        Cede & Co.
     Series 1997-2 Class M-1         Cede & Co.
     Series 1997-2 Class M-2         Cede & Co.
     Series 1997-2 Class B           Cede & Co.
     There is no established trading market for the notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures: Information required by Item 304 of Reg. S-K.

       There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

                                    PART IV

Item 12.  Security Ownership of Certain Beneficial Owners and Management
     The Notes are represented by one or more notes registered in the name of of Cede & Co., the nominee of The Depository Trust Company. An investor holding Notes is not entitled to receive a certificate representing such Note, except in limited circumstances. Accordingly, Cede & Co. is the sole holder of Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers. The address of Cede & Co. is:
     Cede & Co.






     c/o The Depository Trust Company
     Seven Hanover Square
     New York, New York 10004

Item 13.  Certain Relationships and Related Transactions.
     There has not been, and there is not currently proposed, any transactions or series or transactions, to which any of the Trust, the Registrant, the Trustee or the Servicer is a party with any Noteholder who, to the knowledge of the Registrant and Servicer, owns of record or beneficially more than five percent of the Notes.


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) 1.  Not Applicable
           2.  Not Applicable
           3.  Exhibits
                99.1  Annual Summary Statement
                99.2  Annual Statement as to Compliance.
                99.3  Annual Independent Public
                         Accountant's Servicing Report.

     (b)   Reports on Form 8-K
     The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commision dated October 27, 1997, November 25, 1997 and December 26, 1997.

     (c)    See (a) 3 above

     (d)    Not Applicable

                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Lehman ABS Corporation

     Champion Home Equity Loan Trust 1997-2

By: /Jeff Kinney
     Assistant Vice President, Harris Trust & Savings Bank

Date March 25, 1998

                                        EXHIBIT  INDEX

     Exhibit          Description
     99.1             Annual Summary Statement
     99.2             Annual Statement as to Compliance
     99.3             Annual Independent Public Accountant's Servicing Report


       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 1997

      Champion Home Equity Loan Trust 1997-2
              Summary of Aggregate Amounts or End of Year Amounts







                                       End Balance     Principal     Interest
     Pool                             199,558,062.56  5,440,958.59 5,337,789.67
     Class A-1                         72,814,062.56  6,466,937.44 1,271,972.26
     Class A-2                         53,178,000.00          0.00   862,813.05
     Class A-3                         11,919,000.00          0.00   201,729.09
     Class A-4                         19,622,000.00          0.00    344856.66
     Class A-5                         20,500,000.00          0.00    343887.51
     Class A-IO(Notional)              20,500,000.00          0.00       307500
     Class M-1                          9,122,000.00          0.00    157810.59
     Class M-2                          4,715,000.00          0.00     83927.01
     Class B                            6,663,000.00          0.00    122932.35

     Servicer Fees                                      203,404.71
     Trustee Fees                                         8,898.94

     End Of Year Delinquencies       Number          Balance
     30-59 days                      21               1,190,277.99
     60-89 days                      1                  116,000.00
     90+ days                        4                  469,400.00
     Loan in Foreclosure             0                        0.00
     REO                             0                        0.00
     Bankruptcy                      0                        0.00

       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance
     To be supplied upon receipt by the Trustee

       EXHIBIT 99.3 -- Report of Independent Auditors
     To be supplied upon receipt by the Trustee